Form 10KSB
period 2000-12-31
MERCADO INDUSTRIES INX
filed 2001-03-28
CIK 1115378

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from ___________ to ___________

                     Commission file number: 333-53516

                           MERCADO INDUSTRIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                       76-0639842
   ------------------------                          --------------
   (State or other jurisdiction of                   (IRS Employer
   incorporation  or  organization)                  Identification No.)

    14601 Bellaire Blvd. Suite 338, Houston, TX             77083
    --------------------------------------------         ----------
      (Address of principal executive offices)           (Zip Code)


                                 (281) 564-6418
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage Internet travel-booking company, and as such has yet to generating any revenues.

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 2,000,000 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................10
    Item 3.  Legal Proceedings.............................................10
    Item 4.  Submission of Matters to a Vote of Security Holders...........10

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......11
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....12
    Item 7.  Financial Statements..........................................14
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................16

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................16
    Item 10. Executive Compensation........................................17
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................18
    Item 12. Certain Relationships and Related Transactions................18
    Item 13. Exhibits and Reports on Form 8-K..............................19

SIGNATURES   ..............................................................20



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Mercado's actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect Mercado's results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i)    Business Development, Organization and Acquisition Activities

Mercado Industries, Inc., a developmental stage company, hereinafter referred to as ("Company") or ("Mercado"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 29, 2000. The original articles of the Company authorized the issuance of twenty-five million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

Mercado Industries, Inc. is developmental stage company, which plans to take advantage of booking online travel by creating an Internet site that is aimed at drawing consumers who wish to book their own travel arrangements

(ii)  Principal Products and Principal Markets

Mercado Industries, Inc. is a development stage entity, and has neither engaged in any operations nor generated any revenues to date.

As of December 31, 2000, the company had developed a business plan, and established what steps need to be taken to achieve the results set forth in this plan. The Company established its website at: http:// www.mercadoindustries.com.

The Company plans to take advantage of the interest in online travel Companies by creating an Internet site that is aimed at drawing consumers who wish to make their own travel arrangements for the lower fares that go along with self-booked reservations. This site is linked to an already operational website called www.mercadoindustries.com that is set up to facilitate these arrangements.

Mercadoindustries.com is a simple, usable and complete do-it-yourself travel site on the Internet. It offers travel value in all-inclusive travel at any price for both leisure and business travelers. MercadoIndustries.com has a unique "10 clicks or less" that it will outperform any other online travel site in providing the quickest, easiest and most convenient way to configure and book any air, lodging and auto rental package to top destinations in the U.S.

Mercado's major expense will lie in providing the revenues necessary to purchase listings with major Internet search engines who will funnel clients to the Mercado website when those clients request low-cost fares, room rates and vehicle rentals for travel. The major purpose of this offering is to generate the revenues necessary to set up the relationships with the search engines. As in the world of print advertising, the more you pay, the greater the reach; though on the Internet, it is not column inches you buy with the extra dollars, but prioritized placement of the Company's website's listing in response to customer requests for discounted travel providers.

The other proposed means of revenue generation is through direct-to-the-customer advertising. The Company is currently engaged in research to ascertain what will be the most profitable way to apportion Mercado's advertising budget. Plans include print ads and links that will be activated on other Internet sites.

(iii)  Status of Products and Services

To date, the Company has taken the following initiatives and steps in order to further its operations and continues to execute its business plan:

a) On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

b) On January 11, 2001, the Company filed with the U. S. Securities and Exchange Commission for their review and approval a SB-2 Registration to further capitalize the Company by offering for sale 3,000,000 shares of common stock, at a purchase price of $0.025 per share. The completion of this offering would further capitalize the Company by $75,000, less $6,000 in offering costs for a net to the Company of $69,000. Without this funding, the Company will be unable to move its business plan further.

c) The Company has slowly begun the process to establishing its website and business to this website.

(iv)  Industry Background and Current Status

The Industry and Potential Effect on the Company's Plan of Operation

GROWTH OF THE INTERNET AND ONLINE COMMERCE. The Internet and commercial online services are emerging as a significant global communications media enabling millions of people to share information and conduct business electronically. A number of factors have contributed to the growth of the Internet and commercial online services usage. These factors include the large and growing installed base of advanced personal computers in the home and workplace; improvements in network infrastructure; easier, faster and cheaper access to the Internet and commercial online services; the introduction of alternative Internet access devices and increased awareness of the Internet; and additional commercial online services among consumer and business users.

Computer Industry Almanac, Inc. estimates that the number of World Wide Web users in the year 2000 will have grown to approximately 319 million. The functionality and accessibility of the Internet and commercial online services have made them an increasingly attractive commercial medium by providing features that historically have been unavailable through traditional channels. The Internet and commercial online services provide users with convenient access to large volumes of dynamic data to support their investment, purchase and other decisions. Online retailers are able to communicate effectively with customers by providing frequent updates of featured selections, content, pricing and visual presentations and provide tailored services by capturing valuable data on customer tastes, preferences, shopping and buying patterns. Online retailers are also able to utilize consumer buying patterns to target their audience more effectively. Unlike most traditional distribution channels, online retailers do not have the burden of managing and maintaining numerous local sales facilities to provide their services on a global scale. Because of these advantages, online retailers benefit from the relatively low cost of reaching and electronically serving customers worldwide from a central location. As a result, an increasingly broad base of products and services are being sold online, including books, brokerage services, computers and music, as well as travel services. Forrester Research estimates that online retail sales will reach $184 billion by 2004, and that online travel revenues will exceed $29 billion by 2003, representing 12% of total industry revenue.

Moreover, as the number of online content, commerce and service providers has expanded, strong brand recognition and strategic alliances have become critical to the success of such providers. Brand development is especially important for online retailers due to the need to establish trust and loyalty among consumers in the absence of face-to-face interaction.

THE TRADITIONAL TRAVEL INDUSTRY. The travel industry is large and growing. Historically, airlines, hotels, rental car agencies, cruise lines and vacation packagers have relied on internal sales departments and travel agencies as their primary distribution channels. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to the American Society of Travel Agents, there are over 23,000 travel agencies operating in more than 33,000 locations in the United States alone, with the average travel agency generating less than $3 million in annual gross bookings per location.

Travel agents are compensated primarily through commissions paid by travel suppliers on services booked. Some travel agencies also charge service fees to their customers. Traditionally, standard retail base commission rates paid by travel suppliers to travel agents have been 7% - 10% for airline tickets, 10% for hotel reservations and car rentals, and 10% to 15% for cruises and vacation packages. In addition, travel agencies can earn significant performance-based incentive compensation from travel suppliers that can substantially impact financial performance. These commission rates and override commissions are determined by travel suppliers and are subject to frequent change. In recent years, commission capping has led to a reduction in average commission rates.

Travel agencies typically book reservations by telephone and fax and through electronic global distribution services, often referred to as GDS systems. Two such GDS systems are Galileo International's Apollo system and SABRE Group Holdings Inc.'s SABRE system. The GDS systems provide real-time access to voluminous data on fares, availability and other travel information. The GDS data is constantly changing, with as many as one million airfare changes being made daily. Customers traditionally have relied on travel agents to access and interpret such rapidly changing information via complex and proprietary interfaces to GDS systems. As a result, the customer's prospects for obtaining the most favorable schedules and fares has been subject to the skill and experience of individual travel agents, whose availability may be limited, as well as to the commission offered to travel agents.

THE NEW ONLINE TRAVEL INDUSTRY. The opportunity in the online travel industry is augmented by the trend in the traditional travel industry to drive distribution costs lower combined with the need for a more effective and efficient means of purchasing and distributing travel services to address the needs of consumers. The online market benefits from this drive to lower costs. In addition, at a time when many traditional travel agencies are experiencing pressure to reduce levels of service as a result of recent reductions in commission rates, many customers are demanding greater convenience and flexibility in how, where and when they shop for travel services. Customers are also demanding more control over their travel decisions, including the opportunity to compare prices and products and review availability. In an effort to reduce their distribution costs and develop more direct relationships with their customers, travel suppliers are seeking ways to distribute their services outside of the traditional travel agency channel. The Internet provides this and, as a result of these trends, has emerged as an attractive medium through which travel services can be purchased.

The Travel Industry Association of America estimates that online travel revenues will grow to $9 billion in 2002. Jupiter Communications is even more optimistic, projecting that online travel bookings will reach over $16.6 billion in 2003. Whoever figures one credits, it is clear that online travel is revolutionizing the way that people get where they are going and is growing at a phenomenal rate. The interactive nature of the online medium enables consumers to use reservation engines which automate the processing and confirmation of travel reservations. Management believes that this has increased the consumers' control over the process by providing them with additional choices, resulting in better service.

Mercado's strategy for tapping into this enormous market is a simple one. Mercado plans to purchase prime listings on major Internet search engines, establish links from popular websites and advertise in newspapers and other print media. Travelscape.com will handle all the details and the Company will receive a 7% override on orders generated on Travelscape from all of Mercado's affiliated links.

RISKS

a) There are no assurances that the Company will ever become or remain profitable. The Company's future profitability will depend on whether or not new customers can be attracted to the Company's website, and book travel through this website. Because the Company has a limited operating history in e-commerce and because of the emerging nature of the markets in which Mercado competes, as well as an untested relationship with Travelscape.com, its revenues are highly unpredictable. At the same time, Mercado's current and future expense levels are based on the Company's operating projections and are not yet fully clear to us. The Company is unable to predict with certainty how the numbers will ultimately play out. As a result, any significant revenue shortfall would have an immediate negative effect on the results of the Company's operations.

The Company's revenue depends on the number of customers who funnel through its website to book their travel reservations with Travelscape.com. Accordingly, the satisfactory performance, reliability and availability of Mercado's web site and network infrastructure are critical to the Company's operating results, as well as Mercado's ability to attract and retain customers and Travelscapes's ability to maintain adequate customer service levels. Any system interruptions that result in the loss of data, the unavailability of the Company's web sites or reduced performance of the linking system would reduce the volume of reservations on which Mercado would receive its override and the attractiveness of Mercado's service would be hampered.
This would have a negative effect on the Company's operating results.

b) The Company's independent certified public accountant points out the Company inability to continue as a going Concern. This is especially the case, if the Company does not obtain additional capital and financing for Mercado's planned operations. If the Company cannot raise a minimum of $75,000 from its proposed SB-2 offering, the Company would be unable to be a Going Concern. There are no assurances that even if the Company obtains the proceeds from this offering that they will be able to meet its cash requirements from these sources. If capital requirements or cash flow vary significantly from Mercado's current estimates or if unforeseen circumstances occur, Mercado may require additional financing sooner than is currently anticipated. Therefore, the Company's failure to raise these funds may:

     o    restrict growth;
     o limit development of new products or improvements to existing products and services;
     o    limit ability to take advantage of future opportunities;
     o    lessen ability to compete; and
     o    limit ability to continue operations.

There are no assurances that additional financing will be available to Mercado Industries, if needed, or that it will be available on terms acceptable to the Company. In addition, any sale of the Company's equity securities may involve substantial dilution to then-existing shareholders..

c) There is currently no established public trading market for Mercado Industries securities. A trading market in Mercado's securities may never develop or, if developed, it may not be able to be sustained. If for any reason Mercado's common stock is not listed on the NASD OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market price of Mercado's securities.

(d) Some of Mercado's current and potential competitors have competitive advantages due to various factors, which include, among others:

  o    greater brand recognition and web site traffic;

  o    longer operating histories;

  o    larger customer bases;

  o    greater financial, marketing and other resources; and

  o ability to obtain travel inventory at greater discounts and on more favorable terms than we can.

In addition, the Company may face competitive pressure due to the expansion of current and the creation of new technologies. Increased competition could reduce Travelscape's operating margins and profitability, and result in loss of market share and diminish its brand recognition, which would materially and adversely affect its business, results of operations and financial condition, and thus significantly reduce the revenue the Company derives from its override agreement.

e) Experienced programmers may attempt on occasion to penetrate the security on the Company's websites. Mercado expects that an attempt may occur from time to time. Because a hacker who is able to penetrate the security of web sites could misappropriate proprietary information or cause interruptions in the Company's links to Travelscape's products and services, the Company may be required to expend significant capital and resources to protect against or to alleviate problems caused by such parties. Additionally, the Company may not have a timely remedy against a hacker who is able to penetrate the security on its websites. Such purposeful security breaches could have a material adverse effect on Mercado's business, results of operations and financial condition. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose Mercado to a material risk of loss or litigation and possible liability.


(v)  Customers

Designed to fully automate and individualize personal travel planning, the company utilizes the services of travelscape.com which is operated by one a leading direct-to-the-consumer wholesalers of travel services. The Company's link through Travelscape.com qualifies the travel partners it works with and has entered into preferential service agreements with hundreds to assure the highest level of comfort, satisfaction and value. For further assurance of travel integrity, travelscape.com has round-the-clock personal assistance, seven days a week from customer service representatives via a toll-free telephone line.

Travelscape.com draws on an extensive travel industry knowledge base and a proprietary booking engine technology to provide the most satisfying interactive travel planning experience on the Internet.

The situation for Mercado is that it will be a conduit for clients to the Travelscape website and thus be obliged to bear none of the complex expenses necessary to run a profitable internet travel business. Mercado's override of 7% (seven percent) will account for its profitability.

(vi) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.

(vii)  GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES.

Mercado is subject to various laws and regulations relating to its business. Few laws or regulations are currently directly applicable to access to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

  o    user privacy;
  o    pricing;
  o    content;
  o    copyrights;
  o    distribution; and
  o    characteristics and quality of products and services.

In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on Mercado's business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease the Company's potential revenues form electronic commerce or otherwise adversely affect the Company's business, financial condition and operating results.

Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. A recent session of Congress enacted Internet laws regarding on-line copyright infringement. Although not yet enacted, Congress is considering laws regarding Internet taxation. The European Union recently enacted new privacy regulations. These are all recent enactments, and there is uncertainty regarding their marketplace impact. In addition, various jurisdictions already have enacted laws that are not specifically directed to electronic commerce but that could affect Mercado's business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability.

Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially adversely affect us.

Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions are granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially adversely affect the Company's business, financial condition and operating results.

(vii)  EMPLOYEES

Mercado, Inc. currently has one (1) employee: its president. All of the actual work on the travel services website will be done by employees of Travelscape.com; the initial work on setting up Mercado's website and forming the necessary referral network and hot links and advertisements will be handled by the Company's president. Once the website is up and running and sales are being generated we will consider adding employees in both technical and sales areas.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at 14601 Bellaire Blvd, Suite 338, Houston, TX 77083. The office space is provided by the officer of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Mercado Industries is not a party to any material legal proceedings, and none are known to be contemplated against Mercado Industries, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

Holders
-------

The number of holders of record of common stock as of December 31, 2000 is one.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on Mercado's common stock, and the Company does not anticipate paying any dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

There have been no other issuances of common or preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The current core business of Mercado Industries, Inc. is to develop a Internet Website that is aimed at drawing consumers who wish to make their own travel arrangements for the lower fares that go along with self-booked reservations. This site is linked to an already operational website called www.mercadoindustries.com that is set up to facilitate these arrangements.

Mercadoindustries.com is a simple, usable and complete do-it-yourself travel site on the Internet. It offers travel value in all-inclusive travel at any price for both leisure and business travelers. MercadoIndustries.com has a unique "10 clicks or less" that it will outperform any other online travel site in providing the quickest, easiest and most convenient way to configure and book any air, lodging and auto rental package to top destinations in the U.S.

Mercado's sole major expense will lie in providing the revenues necessary to purchase listings with major Internet search engines who will funnel clients to the Mercado website when those clients request low-cost fares, room rates and vehicle rentals for travel. The major purpose of this offering is to generate the revenues necessary to set up the relationships with the search engines. As in the world of print advertising, the more you pay, the greater the reach; though on the Internet, it is not column inches you buy with the extra dollars, but prioritized placement of the Company's website's listing in response to customer requests for discounted travel providers.

Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) to eighteen (18) months. During calendar year, 2000, the Company had no revenues nor expenses. Any expenses the did incur, during its start-up stage were absorb by the Company's officer at no expense to the Company.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

On January 11, 2001, the Company filed with the U. S. Securities and Exchange Commission for their review and approval a SB-2 Registration to further capitalize the Company by offering for sale 3,000,000 shares of common stock, at a purchase price of $0.025 per share. The completion of this offering would further capitalize the Company by $75,000, less $6,000 in offering costs for a net to the Company of $69,000. Without this funding, the Company will be unable to move its business plan further.

See Financial Note 5, which states: "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern."

ITEM 7.  FINANCIAL STATEMENTS.





                            Mercado Industries, Inc.
                         (A Development Stage Company)

                               Balance Sheet
                                   as of
                            December 31, 2000

                                     and

                            Statements of Income,
                          Stockholders' Equity, and
                                  Cash Flows
                                for the period
                           March 29, 2000 (Inception)
                              To December 31, 2000

FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------

                                                                  PAGE #
INDEPENDENT AUDITORS REPORT                                       F-1

BALANCE SHEET                                                     F-2

STATEMENT OF OPERATIONS                                           F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                 F-4

STATEMENT OF CASH FLOWS                                           F-5

NOTES TO FINANCIAL STATEMENTS                                     F-6-7



G. BRAD BECKSTEAD
Certified Public Accountant
                                             330 E. Warm Springs
                                             Las Vegas, NV 89119
                                                    702.528.1984
                                             425.928.2877 (efax)


                      INDEPENDENT AUDITOR'S REPORT


January 10, 2001

Board of Directors
Mercado Industries, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Mercado Industries, Inc. (the "Company") (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 29, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercado Industries, Inc., (A Development Stage Company), as of December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA
--------------------------
    G. Brad Beckstead, CPA

                        Mercado Industries, Inc.
                   (A Development Stage Company)

                             Balance Sheet
                              December 31


Assets                                                 2000
                                                       ----
Cash                                              $     2,000
                                                  -----------
     Total assets                                 $     2,000
                                                  ===========


Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
      20,000,000 shares authorized; 2,000,000
      shares issued and outstanding
      at 12/31/00                                      2,000

Deficit accumulated during development stage              (0)
                                                   ----------
      Total Stockholders' Equity                       2,000

      Total Liabilities and Stockholders' Equity   $   2,000
                                                   ==========


             See accompanying "Independent Auditor's Report"

                        Mercado Industries, Inc.
                   (A Development Stage Company)

                          Income Statement
                            For the period
                March 29, 2000 (Date of Inception) to
                           December 31, 2000



INCOME STATEMENT
Revenue                                            $      -0-

General and administrative expenses                       (0)
                                                   ----------

Net loss                                           $      (0)
                                                   ==========



Weighted average number of
   common shares outstanding                        2,000,000

Net loss per share                                 $      -0-
                                                   ==========




             See accompanying "Independent Auditor's Report"

                        Mercado Industries, Inc.
                     (A Development Stage Company)

                Statement of Changes in Stockholders' Equity
                              For the period
                    March 29, 2000 (Date of Inception)
                           to December 31, 2000



STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY


                                                  Deficit
                                                  Accumulated   Total
                                                  During        Stock-
                         Common     Stock         Development   holders'
                         Shares     Amount        Stage         Equity
                         ------     ------        ----------    -------

March 29, 2000
Issued for cash          2,000,000  $2,000        $     0       2,000

Net Loss,
March 29, 2000
(inception) to
December 31, 2000                                      (0)         (0)
                        ----------------------------------------------
Balance as of
December 31, 2000        2,000,000   $2,000            (0)      $2,000
                        ==========   ======         ======     =======




             See accompanying "Independent Auditor's Report"

                        Mercado Industries, Inc.
                   (A Development Stage Company)


                        Statement of Cash Flows
                              For the period
                  March 29, 2000 (Date of Inception)
                          to December 31, 2000


STATEMENT OF CASH FLOWS

CASH FLOWS USED BY OPERATING ACTIVITIES
   Net loss                                                   (0)
                                                        ---------
   Net cash used by operating activities                      (0)
                                                        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used by investing activities                      -0-
                                                         --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of capital stock                                2,000
                                                         --------
   Net cash provided by financing activities                2,000
                                                         --------
   Beginning cash                                             -0-
                                                         --------
   Ending cash                                              2,000
                                                         ========


NON-CASH TRANSACTIONS

   Interest expense                                           -0-
   Income taxes                                               -0-



             See accompanying "Independent Auditor's Report"

                          Mercado Industries, Inc.
                       (A Development Stage Company)
                                 Footnotes
                              December 31, 2000

Note 1 - History and organization of the company

The Company was organized March 29, 2000 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 of its $0.001 par value common stock.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

                          Mercado Industries, Inc.
                        (A Development Stage Company)
                                 Footnotes
                             December 31, 2000



Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $2,000.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

-------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable, the Company has had the same accountant since its inception on March 29, 2000.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Mercado Industries, Inc.



        Name                    Age               Position
--------------------------- ----------- -------------------------------
Ruth Selmon                     48              President, Director



WORK EXPERIENCE
---------------

RUTH SELMON, PRESIDENT & CEO, has served in this capacity since the inception of Mercado Industries, Inc. Born April 17, 1952 in Houston, Texas, she graduated from Austin High School in Houston. She has been married for 25 years and has three children. Mrs. Selmon began working with Southwestern Bell Telephone in 1970 and then later with AT&T prior to her retirement from the telephone industry in 1992. Currently devoting her energies to her family, Mrs. Selmon also volunteers her time to the local Girl Scout chapter, the local elementary school, and various church functions. She is a computer adept which serves her well in setting up the start-up process for Mercado Industries, Inc.

DIRECTOR COMPENSATION

Directors shall receive no cash compensation for their services to Mercado as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Directors are elected in accordance with Mercado's bylaws to serve until the next annual stockholders meeting. Mercado Industries does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Mercado Industries, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To the Company's knowledge, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners during such period were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, the sole Company officer/director did not receive any compensation during the fiscal year ended December 31, 2000.

                           Summary Compensation Table


               Name and Principal Position -- Annual Compensation
               ---------------------------    --------------------
                                     2000
                                     ----

                                                       Number of Shares
                                                       Underlying
                         Position    Salary    Bonus   Options (#)
                         --------  -------- ----------------------
Ruth Selmon,             President   None      None    None


Mercado Industries intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000. The Company does have employment agreements in place with each of its officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of Mercado's outstanding common stock as of December 31, 1999, by each person known by Mercado Industries to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.


                                   Number of     Percent of
         Name       Position       Shares        Ownership
         ----       --------      ---------      ----------
Ruth Selmon(1)      CEO/Director  2,000,000      100.00%
                                  --------------------------
All officers and directors
as a group (1 person)             2,000,000      100.00%


(1) Ruth Selmon, 14601 Bellaire Blvd., Suite 338, Houston, TX  77083


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

The officer/director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -----------------------------------------------------------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed March 29, 2000(2)

  3.2    By-Laws of the Company adopted March 29, 2000 (2)

(5)      CONSENT OF EXPERTS AND COUNSEL

  5.1    Letter of Consent from Thomas C. Cook, Esq., dated December ?, 2000 (2)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from G. Brad Beckstead, CPA (2)
   23.2  Letter of Consent from G. Brad Beckstead, CPA (1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (2)
  27.2   Financial Data Schedule (1)

-------------
(1)  Filed herewith.

(2) Previously filed as an exhibit to the Company's registration statement on Form SB-2. which was filed on January 11, 2001, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

Mercado Industries did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCADO INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  March 20, 2000                  By: /s/ Ruth Selmon
                                       -----------------------
                                               Ruth Selmon
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director