Form 10QSB
period 2001-03-31
MERCADO INDUSTRIES INX
filed 2001-05-14
CIK 1115378

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission file number: 333-53516

                           MERCADO INDUSTRIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

      Nevada                                                76-0639842
-------------------------------                         ------------------
(State or other jurisdiction of                          (IRS Employer
incorporation  or  organization)                        Identification No.)

    14601 Bellaire Blvd. Suite 338, Houston, TX                   77083
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                                 (281) 564-6418
                             ----------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,000,000 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                      330 E. Warm Springs
                                                     Las Vegas, NV  89119
                                                             702.528.1984
                                                     425.928.2877 (e-fax)


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Mercado Industries, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Mercado Industries, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period March 29, 2000 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period March 29, 2000 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Mercado Industries, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated January 10, 2001, I expressed an unqualified opinion on those financial statements.

May 7, 2001

/s/ G. Brad Beckstead
-------------------------
G. Brad Beckstead, CPA

                             Mercado Industries, Inc.
                         (a Development Stage Company)
                                  Balance Sheet


BALANCE SHEET

                                       (unaudited)
                                         March 31,         December 31,
                                           2001              2000
                                         ----------        -----------

Assets

Current assets:
       Cash                              $  1,267           $  504
                                         --------           ------
       Total current assets                 1,267              504
                                         --------           ------
                                         $  1,267           $  504
                                         ========           ======

Liabilities and Stockholders' Equity

Current liabilities:
      Loan from shareholder              $  1,000           $    -
      Other current liability                  85               85
                                         --------           ------
          Total current liabilities         1,085               85


Stockholders' Equity:

Common stock, $0.001 par value, 20,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                    2,000            2,000
Additional paid-in capital                      -                -
Deficit accumulated during
  development stage                        (1,818)          (1,581)
                                           -------         --------
                                              182              419
                                           -------         -------
                                         $  1,267          $   504
                                         =========         =======


 The Accompanying Notes are an Intregal Part of These Financial Statements.

                            Mercado Industries, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
             For the Three Months Ending March 31, 2001 and 2000
         and For the Period March 29, 2000 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS

                                         Three Months Ending  March 29, 2000
                                               March 31,      (Inception) to
                                         -------------------    March 31,
                                             2001      2000       2001
                                         ----------  -------   -------------

Revenue                                      $       -  $       - $       -
                                             ---------  --------- ---------

Expenses:
      General and administrative expenses          237          -     1,818
             Total expenses                        237          -     1,818
                                             ---------  --------- ---------


Net (loss)                                   $   (237)  $       - $ (1,818)
                                             =========  ========= =========

Weighted average number of
      common shares outstanding              2,000,000  2,000,000 2,000,000
                                             =========  ========= =========


Net (loss) per share                         $   (0.00) $       - $  (0.00)
                                             =========  ========= =========


 The Accompanying Notes are an Intregal Part of These Financial Statements.

                            Mercado Industries, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
             For the Three Months Ending March 31, 2001 and 2000
         and For the Period March 29, 2000 (Inception) to March 31, 2001


STATEMENT OF CASH FLOWS


                                         Three Months Ending  March 29, 2000
                                            March 31,         (Inception) to
                                         -------------------    March 31,
                                             2001      2000       2001
                                         ----------  -------   -------------

Cash flows from operating activities

Net (loss)                                   $ (237)    $    -     $(1,818)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities
Increase in other current liabilities              -         -          85
                                             -------    ------     --------
Net cash (used) by operating activities      $ (237)    $    -     $(1,733)
                                             -------    ------     --------

Cash flows from investing activities
Net cash used by investing activities              -          -           -
                                             -------    -------    --------

Cash flows from financing activities
      Issuance of common stock                     -      2,000       2,000
      Loan from shareholder                    1,000          -       1,000
                                             -------    -------    --------
Net cash provided by financing activities      1,000      2,000       3,000
                                             -------    -------    --------
Net (decrease) increase in cash              $   763    $ 2,000    $  1,267
Cash - beginning                                 504          -           -
                                             -------    -------    --------
Cash - ending                                 $1,267    $ 2,000    $  1,267
                                             =======    =======    ========
Supplemental disclosures:
      Interest paid                          $     -    $     -    $      -
                                             =======    =======    ========
      Income taxes paid                      $     -    $     -    $      -
                                             =======    =======    ========



 The Accompanying Notes are an Intregal Part of These Financial Statements.

                        Mercado Industries, Inc.
                     (A Development Stage Company)
                              Footnotes


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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.
The Company deposited $500 with Southwest Escrow to open an escrow account. Southwest Escrow will serve as escrow agent for future fund raisings.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

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

There is no provision for income taxes for the year ended March 31, 2001, due to the net loss and no state income tax in Nevada.

                         Mercado Industries, Inc.
                      (A Development Stage Company)
                                Footnotes
                             March 31, 2001



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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

Going Concern - The Company experienced operating losses for the period ended March 31, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement
Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.
The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.


Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) to eighteen (18) months. During quarter ended March 31, 2001, the Company had no revenues and $237 in general and administrative expenses.

Plan of Operation
-----------------

Management does believe that the Company will be able to generate some revenues during the coming year, management does not believe the company will generate any profit until sometime in Calendar Year 2000, as developmental and marketing costs will most likely exceed any anticipated revenues.

As stated earlier in this filing, the Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity. (See employment agreements in 10-SB12G).

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock
---------------------------------

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

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities
(or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed March 29, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form SB-2, previously filed with the Commission on January 11, 2001.

               (b)By-Laws of the Company adopted March 29, 2000.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form SB-2, previously filed with the Commission on January 11, 2001.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission on ??.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCADO INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  May 11, 2001                    By: /s/ Ruth Selmon
                                       -----------------------
                                               Ruth Selmon
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director