Form 10QSB
period 2001-09-30
MERCADO INDUSTRIES INX
filed 2001-11-09
CIK 1115378

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,000,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2001.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 15

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                             702.528.1984
                                                     425.928.2877 (e-fax)


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Mercado Industries, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Mercado Industries, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period March 29, 2000 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period March 29, 2000 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

October 29, 2001


/s/ G. Brad Beckstead
-------------------------
G. Brad Beckstead, CPA

                             Mercado Industries, Inc.
                         (a Development Stage Company)
                                  Balance Sheet


BALANCE SHEET

                                       (unaudited)
                                       September 30,       December 31,
                                           2001              2000
                                         ----------        -----------

Assets

Current assets:
       Cash                              $  3,508          $  504
                                         --------          ------
       Total current assets                 3,508             504
                                         --------          ------
                                         $  3,508          $  504
                                         ========          ======

Liabilities and Stockholders' Equity

Current liabilities:
      Loan from shareholder              $  1,000          $    -
      Other current liability                  85              85
                                         --------          ------
          Total current liabilities         1,085              85
                                         --------          ------
                                            1,085              85

Stockholders' (Deficit):

Common stock, $0.001 par value, 20,000,000
  shares authorized, 2,000,000 shares
  issued and outstanding                    2,000            2,000
Additional paid-in capital                  3,750                -
Deficit accumulated during
  development stage                        (3,327)          (1,581)
                                           -------         -------
                                            2,423              419
                                           -------         -------
                                         $  3,508          $   504
                                         =========         =======


The accompanying Notes are an integral part of these financial statements.

                            Mercado Industries, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
      For the Three and Nine Months Ending September 30, 2001 and 2000
    and For the Period March 29, 2000 (Inception) to September 30, 2001


STATEMENT OF OPERATIONS


                     Three Months Ending  Nine Months Ending   Mar 29, 2000
                         September 30,       September 30,    (Inception) to
                     -------------------  ------------------   September 30,
                          2001      2000      2001     2000        2001
                       ----------  -------  -------- --------  -------------
Revenue                 $      -   $      -  $      -  $      -  $      -
                        --------   --------  --------  --------  --------
Expenses:
  General
  administrative
  expenses                    675         -     1,746         -     3,327
                        --------   --------  --------  --------  --------
     Total expenses           675         -     1,746         -     3,327
                        --------   --------  --------  --------  --------
Net (loss)              $    (675) $      -  $ (1,746) $      -  $ (3,327)
                        ========   ========  ========  ========  =========

Weighted average
  number of common
  shares outstanding   2,000,000   2,000,000  2,000,000  2,000,000  2,000,000
                       =========   =========  =========  =========  =========
Net (loss) per share   $  (0.00)   $       -  $  (0.00)  $       -  $  (0.00)
                       =========   =========  =========  =========  =========

The accompanying Notes are an integral part of these financial statements.

                            Mercado Industries, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
         For the Nine Months Ending September 30, 2001 and 2000
   and For the Period March 29, 2000 (Inception) to September 30, 2001


STATEMENT OF CASH FLOWS

                                                                March 29,
                                      Nine Months Ending          2000
                                        September 30,        (Inception) to
                                    ---------------------      September 30,
                                       2001        2000            2001
                                    ---------    --------    -----------
Net (loss)                           $ (1,746)     $      -     $ (3,327)
Adjustments to reconcile net
(loss) to net cash (used) by
operating activities
Increase in other
  current liabilities                       -             -           85
                                     --------      --------     ---------
Net cash (used) by
   operating activities              $ (1,746)     $      -     $ (3,242)
                                     --------      --------     ---------

Cash flows from
   investing activities                     -             -             -
                                     --------      --------     ---------
Net cash used by
   investing activities                     -             -             -
                                     --------      --------     ---------

Cash flows from
   financing activities
      Loan from shareholder            1,000              -        1,000
      Contributed capital              3,750              -        3,750
      Issuance of common stock             -           2,000       2,000
                                     --------      --------     ---------
Net cash provided by
   financing activities                4,750           2,000       6,750
                                     --------      --------     ---------
Net increase in cash                   3,004           2,000       4,183
Cash - beginning                         504               -           -
                                     --------      --------     ---------
Cash - ending                        $ 3,508       $   2,000    $  3,508

Supplemental disclosures:

     Interest paid                   $     -       $       -    $      -
                                     =======       =========    ========
     Income taxes paid               $     -       $       -    $      -
                                     =======       =========    ========



The accompanying Notes are an integral part of these financial statements.

                         Mercado Industries, Inc.
                      (a Development Stage Company)
                                  Notes

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,300 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                         Mercado Industries, Inc.
                      (a Development Stage Company)
                                  Notes


Note 3 - Related party transactions

A shareholder contributed $3,750 to the Company as additional paid-in capital.

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

Note 4 - Shareholders equity

A shareholder contributed $3,750 to the Company as additional paid-in capital.

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

Going Concern - The Company experienced operating losses for the period ended September 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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


Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) to eighteen (18) months. During quarter ended September 30, 2001, the Company had no revenues and $675 in general and administrative expenses. Since the Company's inception on March 29, 2000 the Company has lost $3,327. The Company does not have any material commitments for capital expenditures.


Plan of Operation
-----------------

Management does believe that the Company will be able to generate some revenues during the coming year, management does not believe the company will generate any profit until sometime in Calendar Year 2002, as developmental and marketing costs will most likely exceed any anticipated revenues.

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

To further capitalize the Company's sole shareholder contributed $3,750 to
the Company as additional paid-in capital.   See Financial Footnote 3
"Related party transactions" and Financial Footnote 4 "Shareholders Equity."

See Financial Note 2, which states: " The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations." These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Employee
--------

The Company currently has one employee who is the sole officer and director of the Company. This employee has received no compensation through September 30, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission on March 28, 2001.

               (b) Form 10-QSB for the quarters ended March 31, 2001 and June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

(b)  Reports filed on Form 8-K

None during the Quarter ended September 30, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCADO INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  November 8, 2001                By: /s/ Ruth Selmon
                                       -----------------------
                                               Ruth Selmon
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director