Form 10KSB
period 2001-12-31
MERCADO INDUSTRIES INX
filed 2002-03-28
CIK 1115378

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

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

     As of December 31, 2001, the issuer had 2,000,000 shares of common stock outstanding.

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

Mercado Industries, Inc. is developmental stage company, which plans to take advantage of booking online travel by creating an Internet site that is aimed at drawing consumers who wish to book their own travel arrangements.

(ii)  Principal Products and Principal Markets

Mercado Industries, Inc. is a development stage entity, and has neither engaged in any operations nor generated any revenues to date.

As of December 31, 2001, the company had developed a business plan, and established what steps need to be taken to achieve the results set forth in this plan.

The Company plans to take advantage of the interest in online travel Companies by creating an Internet site that is aimed at drawing consumers who wish to make their own travel arrangements for the lower fares that go along with self-booked reservations. This site is linked to an already operational website called www.mercadoindustries.com that is set up to facilitate these arrangements.

Mercado plans to offer consumers a simple, usable and complete do-it-yourself travel site on the Internet. This proposed on-line travel site would offer a convenient way to configure and book any air, lodging and auto rental package to destinations in the U.S.

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

d) The Company has kept active all yearly filings on Form 10-QSB and Form 10-KSB with the U.S. Securities and Exchange Commission.

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

RISKS

a) There are no assurances that the Company will ever become or remain profitable. The Company's future profitability will depend on whether or not new customers can be attracted to the Company's website, and book travel through this website. Because the Company has a limited operating history in e-commerce and because of the emerging nature of the markets in which Mercado competes, any future revenues are highly unpredictable. At the same time, Mercado's current and future expense levels are based on the Company's operating projections. The Company is unable to predict with certainty how the numbers will ultimately play out. As a result, any significant revenue shortfall would have an immediate negative effect on the results of the Company's operations.

The Company's revenues will depend on the number of customers who funnel through their business through its future website to book their travel reservations. Accordingly, the satisfactory performance, reliability and availability of Mercado's web site and network infrastructure are critical to the Company's operating results, as well as Mercado's ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the loss of data, the unavailability of the Company's web sites or reduced performance of the linking system would reduce the volume of reservations on which Mercado would receive its override and the attractiveness of Mercado's service would be hampered. This would have a negative effect on the Company's operating results.

b) If the Company cannot raise a minimum of $75,000 from its proposed SB-2 offering, the Company would be unable to be a Going Concern. There are no assurances that even if the Company obtains the proceeds from this offering that they will be able to meet its cash requirements from these sources. If capital requirements or cash flow vary significantly from Mercado's current estimates or if unforeseen circumstances occur, Mercado may require additional financing sooner than is currently anticipated. Therefore, the Company's failure to raise these funds may:

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

In addition, the Company may face competitive pressure due to the expansion of current and the creation of new technologies. Increased competition could reduce the Company's future operating margins and profitability, and result diminished its brand recognition, which would materially and adversely affect its business, results of operations and financial condition, and thus significantly reduce the revenue the Company derives from its override agreement.

e) Experienced programmers may attempt on occasion to penetrate the security on the Company's websites. Mercado expects that an attempt may occur from time to time. Because a hacker who is able to penetrate the security of web sites could misappropriate proprietary information or cause interruptions in the Company's links to its products and services, the Company may be required to expend significant capital and resources to protect against or to alleviate problems caused by such parties. Additionally, the Company may not have a timely remedy against a hacker who is able to penetrate the security on its websites. Such purposeful security breaches could have a material adverse effect on Mercado's business, results of operations and financial condition. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose Mercado to a material risk of loss or litigation and possible liability.


(v)  Customers

The Company has yet to establish a customer base. There are no assurances that the Company will be able to offer products or services that would attract future customers from its competition.

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

(vii)  EMPLOYEES

Mercado, Inc. currently has one (1) employee: its president. Once the Company's website is up and running and sales are being generated we will consider adding employees in both technical and sales areas.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at 14601 Bellaire Blvd., Suite 338, Houston, TX 77083. The office space is provided by the officer of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Mercado Industries is not a party to any material legal proceedings, and none are known to be contemplated against Mercado Industries, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

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

Holders
-------

The number of holders of record of common stock as of December 31, 2001 is one.

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

Mercado plans to provide a simple, usable and complete do-it-yourself travel site on the Internet. It hopes to offer travel value in all-inclusive travel at any price for both leisure and business travelers. Mercado Industries plans to provide a convenient way to configure and book any air, lodging and auto rental package to destinations in the U.S.

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

Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) to eighteen (18) months. During calendar year, 2001, the Company had no revenues and spent $2,868 on general and administrative expenses. The compares to $1,581 on general and administrative expenses for the same period last year.

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

In April 2001, the Company's sole shareholder contributed $3,750 to the Company as additional paid-in capital.

ITEM 7.  FINANCIAL STATEMENTS.



                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2001 AND 2000

                                   CONTENTS



CONTENTS

                                                       PAGE
INDEPENDENT AUDITORS' REPORT                           F-1
BALANCE SHEETS                                         F-2
STATEMENTS OF OPERATIONS                               F-3
STATEMENT OF STOCKHOLDER'S EQUITY                      F-4
STATEMENTS OF CASH FLOWS                               F-5
NOTES TO FINANCIAL STATEMENTS                          F-6-8


                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of Mercado Industries, Inc.:

We have audited the accompanying balance sheet of Mercado Industries, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Mercado Industries, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from March 29, 2000 (inception) to December 31, 2000, were audited by other auditors whose report thereon, dated January 10, 2001, expressed an unqualified opinion on those statements. The financial statements for the period March 29, 2000 (inception) through December 31, 2000 reflect total revenue and a net loss of $-0- and $1,581, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amount included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Mercado Industries, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the period from March 29, 2000 (inception) to December 31 2001, in conformity with accounting principles generally accepted in the United States of America.


                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants

New York, New York

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET




BALANCE SHEET

                                                     December 31,
                                            ---------------------------------
                                                 2001               2000
                                            ---------------  ----------------
ASSETS
   Cash and cash equivalents                $         2,386  $            504
                                            ===============  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses    $            85  $             85
   Advances by shareholder                            1,000                 -
                                            ---------------  ----------------
     Total current liabilities                        1,085                85
                                            ---------------  ----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                     -                 -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  2,000,000 shares issued and outstanding             2,000             2,000
  Additional paid-in capital                          3,750                 -
  Deficit accumulated during
   the development stage                            (4,449)           (1,581)
                                            ---------------  ----------------
     Total stockholders' equity                       1,301               419
                                            ---------------  ----------------
     Total liabilities and
     stockholders' equity                   $         2,386  $            504
                                            ===============  ================



The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS





STATEMENTS OF OPERATIONS

                                    For the Year  March 29, 2000  March 29, 2000
                                       Ended       (Inception)    (Inception) to
                                    December 31,   December 31,    December 31,
                                        2001           2000             2001
                                    ------------  --------------  --------------
Revenue                             $         -   $            -  $            -

General and administrative expenses        2,868           1,581           4,449
                                    ------------  --------------  --------------
Loss from operations before
provision for income taxes               (2,868)         (1,581)         (4,449)

Provision for income taxes                     -               -               -
                                    ------------  --------------  --------------

Net loss                            $    (2,868)  $      (1,581)  $      (4,449)
                                    ============  ==============  ==============

Net loss per share - basic
  and diluted                       $          -  $            -  $            -
                                    ============  ==============  ==============

Weighted average number of
  common shares                        2,000,000       2,000,000       2,000,000
                                    ============  ==============  ==============




The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY




STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional During the     Total
                              Common Stock   Paid-In   Development Stockholders'
                          -----------------
                            Shares   Amount  Capital      Stage       Equity
                          ---------  ------ ---------- ----------- -------------


Mar 31, 2000 (Inception)          -  $    - $        - $         - $           -

Issued for cash           2,000,000   2,000          -           -         2,000

Net Loss                          -       -          -     (1,581)       (1,581)
                          ---------  ------ ---------- ----------- -------------
Balance Dec 31, 2000      2,000,000   2,000          -     (1,581)         (419)

Shareholder Contribution          -       -      3,750           -         3,750

Net Loss                          -       -          -     (2,868)       (2,868)
                          ---------  ------ ---------- ----------- -------------
Balance, Dec 31, 2001     2,000,000  $2,000 $    3,750 $   (4,449) $       1,301




The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS





STATEMENT OF CASH FLOWS

                                       For the Year  Mar 29, 2000  Mar 29, 2000
                                          Ended      (Inception)   (Inception)
                                           to            to            to
                                       Dec 31, 2001  Dec 31, 2000  Dec 31, 2001
                                       ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                             $    (2,868)  $    (1,581)  $     (4,449)
  Stock issued for services                                                    -
  Increase in advances by shareholder         1,000                        1,000
  Increase in accounts payable and
    accrued expenses                                           85             85
                                       ------------  ------------  -------------
NET CASH USED IN OPERATING ACTIVITIES       (1,868)       (1,496)        (3,364)
                                       ------------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                      2,000          2,000
  Cost associated with the sale of
    common stock                                                -              -
  Funds paid into capital by officer          3,750             -          3,750
                                       ------------  ------------  -------------

NET CASH PROVIDED BY FINANCING ACTIV.         3,750         2,000          5,750
                                       ------------  ------------  -------------

  Increase in cash and cash equivalents       1,882           504          2,386

  Cash and cash equivalents -
    beginning of period                         504             -              -
                                       ------------  ------------  -------------

  Cash and cash equivalents -
    end of period                      $      2,386  $        504  $       2,386
                                       ============  ============  =============

Supplemental Information:
  Cash payments made for:
    Income taxes                       $          -  $          -  $           -
                                       ============  ============  =============
    Interest                           $          -  $          -  $           -
                                       ============  ============  =============







The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



 NOTE 1 -   DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
            POLICIES

            Nature of Operations
            --------------------
            Mercado Industries, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial
            Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on March 29, 2000.

            Use of Estimates
            ----------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents
            -------------------------
            The Company considers all highly liquid investments purchased with
            original  maturities  of  three  months  or   less   to   be  cash
            equivalents.

            Income Taxes
            ------------
            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

            Earnings Per Share
            ------------------
            The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had no securities that would effect loss per share if they were to be dilutive.

            Comprehensive Income
            --------------------
            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 2 -    INCOME TAXES

            The components of the provision for income taxes for the period from January 1, 2001 to December 31, 2001 are as follows:

             Current Tax Expense
               U.S. Federal                           $           -
               State and Local                                    -
                                                      -------------
             Total Current                                        -
                                                      -------------

             Deferred Tax Expense
               U.S. Federal                                       -
               State and Local                                    -
                                                      -------------
             Total Deferred                                       -
                                                      -------------

             Total Tax Provision (Benefit) from
              Continuing Operations                   $           -
                                                      =============

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                             34.0%
            Effect of Valuation Allowance                    ( 34.0)%
                                                             --------
            Effective Income Tax Rate                            0.0%
                                                             ========

            At December 31, 2001, the Company had net carryforward losses of $4,449. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

            Deferred Tax Assets
             Loss Carryforwards                           $      1,500

             Less:  Valuation Allowance                        (1,500)
                                                          ------------
             Net Deferred Tax Assets                      $          -
                                                          ============

            Net operating loss carryforwards expire in 2021.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 3 -    COMMON STOCK

            On March 14, 2000, the Company issued 2,000,000 shares of its $.001 par value common stock for $2,000.

NOTE 4 -    RELATED PARTY TRANSACTIONS

            The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities. If specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

            The Company is obligated to a stockholder  pursuant to a note dated
                       ,  in the amount of $1,000. These  funds  were  used  in
            -----------
            operations.  The note bears no interest and is payable upon demand.

            In April 2001, a shareholder contributed $3,750 to the Company as additional paid-in capital.

-------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

There were no disagreements between the Company and its former CPA, G. Brad Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of G. Brad Beckstead, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

On March 18, 2002 the Registrant engaged Merdinger, Fruchter, Rosen &
Corso, P.C. as its principal accountant to audit the Registrant's financial statements as successor to G. Brad Beckstead. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Merdinger, Fruchter, Rosen & Corso, P.C. provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C.
on any matter that was the subject of a disagreement or a reportable event.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Mercado Industries, Inc.



        Name                    Age               Position
--------------------------- ----------- -------------------------------
Ruth Selmon                     49              President, Director



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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, the sole Company officer/director did not receive any compensation during the fiscal year ended December 31, 2001.

                           Summary Compensation Table


               Name and Principal Position -- Annual Compensation
               ---------------------------    --------------------
                                     2001
                                     ----

                                                       Number of Shares
                                                       Underlying
                         Position    Salary    Bonus   Options (#)
                         --------  -------- ----------------------
Ruth Selmon,             President   None      None    None


Mercado Industries intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants, to perform audited financials for the Company. The members of the firm of Merdinger, Fruchter, Rosen & Corso, P.C. own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -----------------------------------------------------------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed March 29, 2000(1)

  3.2    By-Laws of the Company adopted March 29, 2000 (1)

(5)      CONSENT OF EXPERTS AND COUNSEL

  5.1    Letter of Consent from Thomas C. Cook, Esq., dated Jan. 9, 2001 (1)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from G. Brad Beckstead, CPA (1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)

-------------
(1) Previously filed as an exhibit to the Company's registration statement on Form SB-2. which was filed on January 11, 2001, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting")

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCADO INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  March 28, 2002                  By: /s/ Ruth Selmon
                                       -----------------------
                                               Ruth Selmon
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director