Form 10QSB
period 2002-03-31
MERCADO INDUSTRIES INX
filed 2002-05-15
CIK 1115378

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,000,000 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2002.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  13

Item 2.   Changes in Securities and Use of Proceeds............  13

Item 3.   Defaults upon Senior Securities......................  13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  13

Item 5.   Other Information..................................... 13

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET




BALANCE SHEET

                                                  (unaudited)
                                                   March 31,        Dec 31,
                                                      2002           2001
                                                --------------  -------------
ASSETS
   Cash and cash equivalents                    $        1,523  $       2,386
                                                ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                    85             85
   Advances by shareholder                               4,750          1,000
                                                --------------  -------------

     Total current liabilities                           4,835          1,085
                                                --------------  -------------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                        -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  2,000,000 shares issued and outstanding                2,000          2,000
  Additional paid-in capital                                 -          3,750
  Deficit accumulated during
   the development stage                                (5,312)        (4,449)

                                                --------------  -------------

     Total stockholders' equity                         (3,312)         1,301
                                                --------------  -------------

     Total liabilities and stockholders' equity $        1,523  $       2,386
                                                ==============  =============



The accompanying notes are an integral part of these financial statements.

                            MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)




STATEMENT OF OPERATIONS


                                    For three months ended     March 29, 2000
                                  -------------------------   (Inception) to
                                  March 31,      March 31,        March 31,
                                     2002           2001             2002
                                 ------------  --------------  --------------
Revenue                          $          -  $            -  $           -

General and administrative
  expenses                               863             237           5,312
                                 ------------  --------------  --------------
Loss from operations before
  provision for income taxes            (863)           (237)         (5,312)

Provision for income taxes                 -               -               -
                                 ------------  --------------  --------------
Net loss                         $      (863)  $        (237)  $      (5,312)
                                 ============  ==============  ==============

Net loss per share -
  basic and diluted              $          -  $            -  $            -
                                 ============  ==============  ==============
Weighted average number of
  common shares                     2,000,000       2,000,000       2,000,000
                                 ============  ==============  ==============


The accompanying notes are an integral part of these financial statements.

                            MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (unaudited)


STATEMENT OF CASH FLOWS

                                    For three months ended     March 29, 2000
                                  -------------------------   (Inception) to
                                  March 31,      March 31,        March 31,
                                     2002           2001             2002
                                 ------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                            $       (863)  $    (237)   $    (5,312)
 Stock issued for services                                                 -
 Increase in advances by shareholder                        -          1,000
 Increase in accounts payable and
  accrued expenses                                          -             85
                                     ------------  ------------  -----------

NET CASH USED IN OPERATING ACTIVITIES        (863)       (237)        (4,227)
                                     ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                          -           -          2,000
  Cost associated with the sale of
    common stock                                            -              -
  Funds paid into capital by officer            -       1,000          3,750
                                     ------------  ------------  -----------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                      -       1,000          5,750
                                     ------------  ------------  -----------

  Increase in cash and cash
    equivalents                              (863)        763          1,523

  Cash and cash equivalents -
    beginning of period                     2,389         504              -
                                     ------------  ------------  -----------
  Cash and cash equivalents -
    end of period                    $      1,523  $    1,267    $     1,523
                                     ============  ============  ===========


Supplemental Information:
  Cash payments made for:
    Income taxes                     $          -  $          -  $         -
                                     ============  ============  ===========
    Interest                         $          -  $          -  $         -
                                     ============  ============  ===========



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

           Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product.

 NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Interim Financial Information
           -----------------------------

           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

 NOTE 3 -  RELATED PARTY TRANSACTIONS

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

Going Concern - The Company experienced operating losses for the period ended March 31, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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


Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) to eighteen (18) months. During quarter ended March 31, 2002, the Company had no revenues and $863 in general and administrative expenses. This compares to a net loss of $237 for the same period last year. Since the Company's inception on March 29, 2000 the Company has lost $5,312. The Company does not have any material commitments for capital expenditures.


Plan of Operation
-----------------

Management does believe that the Company will be able to generate some revenues during the coming year, management does not believe the company will generate any revenues or profit until it becomes fully operational. As developmental and marketing costs will most likely exceed any anticipated revenues.

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

To further capitalize the Company's sole shareholder contributed $4,750 to the Company as additional paid-in capital.


Employee
--------

The Company currently has one employee who is the sole officer and director of the Company. This employee has received no compensation through March 31, 2002. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000 and December 31, 2001, incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

(b)  Reports filed on Form 8-K

The Company filed a Current Report dated March 18, 2002, pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MERCADO INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  May 13, 2002                    By: /s/ Ruth Selmon
                                       -----------------------
                                               Ruth Selmon
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director