Form 10QSB/A
period 2002-03-31
MERCADO INDUSTRIES INX
filed 2002-05-17
CIK 1115378

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 AMENDMENT NO. 1 TO

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

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Statement of Shareholders' Equity (unaudited) .......   8
          Notes to Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................  12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16
Item 2.   Changes in Securities and Use of Proceeds............  16
Item 3.   Defaults upon Senior Securities......................  16
Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  16
Item 5.   Other Information..................................... 16
Item 6.   Exhibits and Reports on Form 8-K...................... 16
Signatures...................................................... 17

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                  (UNAUDITED)


BALANCE SHEET


                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------   ------------
ASSETS
   Cash and cash equivalents                            $   1,524   $      2,386
                                                        =========   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                $     85    $        85
   Advances by shareholder                                 1,000          1,000
                                                        ---------   ------------
     Total current liabilities                             1,085          1,085
                                                        ---------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                          -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  2,000,000 shares issued and outstanding                  2,000          2,000
  Additional paid-in capital                               3,750          3,750

  Deficit accumulated during
   the development stage                                  (5,311)        (4,449)
                                                        ---------   ------------
     Total stockholders' equity                              439          1,301
                                                        ---------   ------------

     Total liabilities and stockholders' equity         $  1,524    $     2,386
                                                        =========   ============


The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




STATEMENTS OF OPERATIONS
                                                              March 29, 2000
                                        For the Year Ended    (Inception) to
                                              March 31,         March 31,
                                       --------------------  ----------------
                                         2002        2001          2002
                                       ---------  ---------  ----------------
Revenue                                $       -  $       -  $              -

General and administrative expenses          862        237             5,311
                                       ---------  ---------  ----------------

Loss from operations before provision
  for income taxes                           862        237             5,311

Provision for income taxes                     -          -                 -
                                       ---------  ---------  ----------------

Net loss                               $     862  $     237  $          5,311
                                       =========  =========  ================


Net loss per share-basic and diluted   $       -  $       -  $              -
                                       =========  =========  ================

Weighted average number of
  common shares                        2,000,000  2,000,000         2,000,000
                                       =========  =========  ================

The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)




STATEMENT OF CASH FLOWS

                                                                  March 29, 2000
                                        For the Three Months Ended (inception)to
                                                   March 31,         March 31,
                                              --------------------
                                                2002       2001        2002
                                              ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                    $   (862)  $   (237) $     (5,311)
  Stock issued for services                          -          -             -
  Increase in accounts payable and accrued
    expenses                                         -          -            85
                                              ---------  --------- -------------

NET CASH USED IN OPERATING ACTIVITIES             (862)      (237)       (5,226)
                                              ---------  --------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                               -          -         2,000
  Increase in advances by shareholder                -      1,000         1,000
  Funds paid into capital by officer                 -          -         3,750
                                              ---------  --------- -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            -      1,000         6,750
                                              ---------  --------- -------------

  Increase in cash and cash equivalents           (862)       763         1,524

  Cash and cash equivalents - beginning
    of period                                    2,386        504             -
                                              ---------  --------- -------------

  Cash and cash equivalents - end of period   $  1,524   $  1,267  $      1,524
                                              =========  ========= =============

Supplemental Information:
  Cash payments made for:
    Income taxes                              $       -  $       - $           -
                                              =========  ========= =============
    Interest                                  $       -  $       - $           -
                                              =========  ========= =============

The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY




STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional During the     Total
                              Common Stock   Paid-In   Development Stockholders'
                          -----------------
                            Shares   Amount  Capital      Stage       Equity
                          ---------  ------ ---------- ----------- -------------
March 29,2000 (Inception)         -  $    - $        - $         - $          -

Founders Shares           2,000,000   2,000          -           -        2,000

Net Loss                          -       -          -     (1,581)       (1,581)
                          ---------  ------ ---------- ----------- -------------

Balance Dec 31, 2000      2,000,000   2,000          -     (1,581)         (419)

Shareholder Contribution          -       -      3,750           -        3,750

Net Loss                          -       -          -     (2,868)       (2,868)
                          ---------  ------ ---------- ----------- -------------

Balance, Dec 31, 2001     2,000,000   2,000      3,750     (4,449)        1,301

Net Loss                          -       -          -       (862)         (862)
                          ---------  ------ ---------- ----------- -------------

Balance, March 31, 2002   2,000,000  $2,000 $    3,750 $   (8,311) $        439
                          =========  ====== ========== =========== =============


The accompanying notes are an integral part of these financial statements.

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002



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

            General
            -------

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

            In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements and footnotes thereto included in the Company's December 31, 2001 annual report are included in SEC form 10-KSB.

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

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002


 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Earnings Per Share
            ------------------

            The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2002, the Company had no securities that would effect loss per share if they were to be dilutive.

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

NOTE 2 -    INCOME TAXES

            The components of the provision for income taxes for the period from January 1, 2002 to March 31, 2002 are as follows:

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
                                                            ========

                           MERCADO INDUSTRIES, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002



NOTE 2 -    INCOME TAXES (Continued)

            At March 31, 2002, the Company had net carryforward losses of $5,311. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 are as follows:

            Deferred Tax Assets
             Loss Carryforwards                           $      1,800

             Less:  Valuation Allowance                        (1,800)
                                                          ------------

             Net Deferred Tax Assets                      $          -
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

            A  stockholder has advanced the Company  funds  in  the  amount  of
            $1,000.   These funds were used in operations.  The advance due the
            stockholder bears no interest and is payable upon demand.

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


Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) to eighteen (18) months. During quarter ended March 31, 2002, the Company had no revenues and $862 in general and administrative expenses. This compares to a net loss of $237 for the same period last year. Since the Company's inception on March 29, 2000 the Company has lost $5,311. The Company does not have any material commitments for capital expenditures.


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


                                       MERCADO INDUSTRIES, INC.
                                       -----------------------
                                           (Registrant)

Date:  May 16, 2002                    By: /s/ Ruth Selmon
                                       -----------------------
                                               Ruth Selmon
                                               President/
                                               principal executive officer/
                                               principal accounting officer
                                               and sole director